Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2025-5C37
filed 2026-03-19
CIK 2077702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-286968-03

Central Index Key Number of the issuing entity: 0002077702

BBCMS Mortgage Trust 2025-5C37

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001541480

Barclays Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0002058685

3650 Capital SCF LOE I(A), LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001722518

BSPRT CMBS Finance, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG New York Branch

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4361644 38-4361645 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 412-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ☒                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Dunbar Apartments Mortgage Loan, the Springfield Town Center Mortgage Loan, the Poinciana Lakes Plaza Mortgage Loan and the Shaw Park Plaza Mortgage Loan, which constituted approximately 9.98%, 6.2%, 3.8% and 3.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Dunbar Apartments Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Springfield Town Center Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Poinciana Lakes Plaza Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Shaw Park Plaza Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Dunbar Apartments Mortgage Loan, the Springfield Town Center Mortgage Loan, the Poinciana Lakes Plaza Mortgage Loan and the Shaw Park Plaza Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 500 Delaware Mortgage Loan, which constituted approximately 1.3% of the asset pool of the issuing entity as of its cut-off date.  The 500 Delaware Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 500 Delaware Mortgage Loan and eleven other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the 3650R 2022-PF2 Commercial Mortgage Trust transaction, Commission File Number 333-255181-02 (the “3650R 2022-PF2 Transaction”). This loan combination, including the 500 Delaware Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the 3650R 2022-PF2 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the ILPT 2025 Portfolio Mortgage Loan, which constituted approximately 1.4% of the asset pool of the issuing entity as of its cut-off date.  The ILPT 2025 Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the ILPT 2025 Portfolio Mortgage Loan and thirty-four other pari passu loans and twelve subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the ILPT Commercial Mortgage Trust 2025-LPF2 transaction (the “ILPT 2025-LPF2 Transaction”). This loan combination, including the ILPT 2025 Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the ILPT 2025-LPF2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Roosevelt New Orleans Mortgage Loan, which constituted approximately 3.3% of the asset pool of the issuing entity as of its cut-off date.  The Roosevelt New Orleans Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Roosevelt New Orleans Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2025-5C36 transaction, Commission File Number 333-286968-02 (the “BBCMS 2025-5C36 Transaction”). This loan combination, including The Roosevelt New Orleans Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2025-5C36 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Vertex HQ Mortgage Loan, which constituted approximately 9.4% of the asset pool of the issuing entity as of its cut-off date.  The Vertex HQ Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Vertex HQ Mortgage Loan and eleven other pari passu loans and sixteen subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the VRTX Trust 2025-HQ transaction (the “VRTX 2025-HQ Transaction”). This loan combination, including the Vertex HQ Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the VRTX 2025-HQ Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 1000 Portside Drive Mortgage Loan, which constituted approximately 1.3% of the asset pool of the issuing entity as of its cut-off date.  The 1000 Portside Drive Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 1000 Portside Drive Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the 1000 Portside Drive Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 1000 Portside Drive loan combination in the Benchmark 2025-V17 Mortgage Trust transaction, Commission File Number 333-283864-02 (the “Benchmark 2025-V17 Transaction”).  After the closing of the Benchmark 2025-V17 Transaction on September 29, 2025, this loan combination, including the 1000 Portside Drive Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2025-V17 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the ILPT 2025 Portfolio Mortgage Loan and the 500 Delaware Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

3650 REIT Loan Servicing LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the 500 Delaware Mortgage Loan. As a result, 3650 REIT Loan Servicing LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by 3650 REIT Loan Servicing LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Vertex HQ Mortgage Loan, The Roosevelt New Orleans Mortgage Loan, the ILPT 2025 Portfolio Mortgage Loan, the 1000 Portside Drive Mortgage Loan and the 500 Delaware Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of The Roosevelt New Orleans Mortgage Loan, the ILPT 2025 Portfolio Mortgage Loan, the 1000 Portside Drive Mortgage Loan and the 500 Delaware Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the Vertex HQ Mortgage Loan, The Roosevelt New Orleans Mortgage Loan and the 1000 Portside Drive Mortgage Loan. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Dunbar Apartments Mortgage Loan, the Springfield Town Center Mortgage Loan, the Poinciana Lakes Plaza Mortgage Loan, the Shaw Park Plaza Mortgage Loan, the 500 Delaware Mortgage Loan, the ILPT 2025 Portfolio Mortgage Loan, The Roosevelt New Orleans Mortgage Loan, the Vertex HQ Mortgage Loan and the 1000 Portside Drive Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the 3650R 2022-PF2 Transaction, the trust and servicing agreement for the ILPT 2025-LPF2 Transaction, the pooling and servicing agreement for the BBCMS 2025-5C36 Transaction, the trust and servicing agreement for the VRTX 2025-HQ Transaction and the pooling and servicing agreement for the Benchmark 2025-V17 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Dunbar Apartments Mortgage Loan, the Springfield Town Center Mortgage Loan, the Poinciana Lakes Plaza Mortgage Loan, the Shaw Park Plaza Mortgage Loan, the 500 Delaware Mortgage Loan, the ILPT 2025 Portfolio Mortgage Loan, The Roosevelt New Orleans Mortgage Loan, the Vertex HQ Mortgage Loan and the 1000 Portside Drive Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Vertex HQ Mortgage Loan, The Roosevelt New Orleans Mortgage Loan and the 1000 Portside Drive Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 500 Delaware Mortgage Loan, the ILPT 2025 Portfolio Mortgage Loan, The Roosevelt New Orleans Mortgage Loan, the Vertex HQ Mortgage Loan and the 1000 Portside Drive Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the ILPT 2025 Portfolio Mortgage Loan, The Roosevelt New Orleans Mortgage Loan, the Vertex HQ Mortgage Loan and the 1000 Portside Drive Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as special servicer of the ILPT 2025 Portfolio Mortgage Loan, K-Star Asset Management LLC as special servicer of The Roosevelt New Orleans Mortgage Loan and Greystone Servicing Company LLC as special servicer of the 1000 Portside Drive Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as special servicer of the ILPT 2025 Portfolio Mortgage Loan, K-Star Asset Management LLC as special servicer of The Roosevelt New Orleans Mortgage Loan, Situs Holdings, LLC as special servicer of the Vertex HQ Mortgage Loan and Greystone Servicing Company LLC as special servicer of the 1000 Portside Drive Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on September 9, 2025 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 500 Delaware Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the 3650R 2022-PF2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the 3650R 2022-PF2 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the 3650R 2022-PF2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the ILPT 2025 Portfolio Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the ILPT 2025-LPF2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the ILPT 2025-LPF2 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the ILPT 2025-LPF2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Roosevelt New Orleans Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2025-5C36 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2025-5C36 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2025-5C36 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Vertex HQ Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the VRTX 2025-HQ Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the VRTX 2025-HQ Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the VRTX 2025-HQ Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 1000 Portside Drive Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2025-V17 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2025-V17 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2025-V17 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of September 1, 2025, among Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, 3650 REIT Loan Servicing LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on October 29, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of November 1, 2022, among 3650 REIT Commercial Mortgage Securities II LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, 3650 REIT Loan Servicing LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on September 9, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of June 27, 2025, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, KeyBank National Association, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on September 9, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of August 1, 2025, among Barclays Commercial Mortgage Securities LLC, as Depositor, Trimont LLC, as Master Servicer, K-Star Asset Management LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on September 9, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of August 1, 2025, between Morgan Stanley Capital I Inc., as Depositor, Trimont LLC, as Servicer, Situs Holdings, LLC, as Special Servicer, and Computershare Trust Company, National Association, as Trustee, Certificate Administrator and Custodian (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 9, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of September 1, 2025, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Trimont LLC, as Master Servicer, Greystone Servicing Company LLC, as Special Servicer, Computershare Trust Company, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.7           Agreement Between Note Holders, dated as of August 6, 2025, between 3650 Capital SCF LOE I, LLC, as Initial Note A-1-A Holder, Initial Note A-1-B Holder and Initial Note A-1-C Holder, and Societe Generale Financial Corporation, as Initial Note A-2-A Holder, Initial Note A-2-B Holder, Initial Note A-2-C Holder and Initial Note A-2-D Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on September 9, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of August 14, 2025, by and between Morgan Stanley Bank, N.A., as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note B-1 Holder, Initial Note C-1 Holder, Initial Note D-1 Holder and Initial Note E-1 Holder, Bank of Montreal, as Initial Note A-2-1 Holder, Initial Note A-2-2 Holder, Initial Note B-2 Holder, Initial Note C-2 Holder, Initial Note D-2 Holder and Initial Note E-2 Holder, Goldman Sachs Bank USA, as Initial Note A-3-1 Holder, Initial Note A-3-2 Holder, Initial Note B-3 Holder, Initial Note C-3 Holder, Initial Note D-3 Holder and Initial Note E-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-4-1 Holder, Initial Note A-4-2 Holder, Initial Note B-4 Holder, Initial Note C-4 Holder, Initial Note D-4 Holder and Initial Note E-4 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K/A filed on September 25, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of June 20, 2025, by and among Goldman Sachs Bank USA, as Initial GS Note Holder, and Barclays Capital Real Estate Inc., as Initial BCREI Note Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K/A filed on September 25, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.10         Agreement Between Noteholders, dated as of July 23, 2025, by and between Goldman Sachs Bank USA, as Initial Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 9, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of May 5, 2025, by and between 3650 Capital SCF LOE I, LLC, as Initial Note A-1 Holder, and Bank of Montreal, as Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on September 9, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of June 30, 2025, by and between Barclays Capital Real Estate Inc., as Initial Agent, and Wells Fargo Bank, National Association (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on September 9, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of June 26, 2025, by and among Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Initial Note A-7 Holder and Initial Note B-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, Initial Note A-8 Holder and Initial Note B-2 Holder, Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-3 Holder, Initial Note A-9 Holder and Initial Note B-3 Holder, Bank of Montreal, as Initial Note A-4 Holder, Initial Note A-10 Holder and Initial Note B-4 Holder, Royal Bank of Canada, as Initial Note A-5 Holder, Initial Note A-11 Holder and Initial Note B-5 Holder, and UBS AG New York Branch, as Initial Note A-6 Holder, Initial Note A-12 Holder and Note B-6 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on September 9, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of November 30, 2022 by and between 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-1 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-2 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-3 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-4 Holder and 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-5 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on September 9, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of September 4, 2025, by and between Bank of Montreal, as Initial Note A-1 Holder, Bank of Montreal, as Initial Note A-2 Holder, and Bank of Montreal, as Initial Note A-3 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on September 9, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         3650 REIT Loan Servicing LLC, as Special Servicer

33.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.4         Computershare Trust Company, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Dunbar Apartments Mortgage Loan (see Exhibit 33.1)

33.7         3650 REIT Loan Servicing LLC, as Special Servicer of the Dunbar Apartments Mortgage Loan (see Exhibit 33.2)

33.8         Computershare Trust Company, National Association, as Trustee of the Dunbar Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.9         Computershare Trust Company, National Association, as Custodian of the Dunbar Apartments Mortgage Loan (see Exhibit 33.4)

33.10       Pentalpha Surveillance LLC, as Operating Advisor of the Dunbar Apartments Mortgage Loan (see Exhibit 33.5)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Springfield Town Center Mortgage Loan (see Exhibit 33.1)

33.12       3650 REIT Loan Servicing LLC, as Special Servicer of the Springfield Town Center Mortgage Loan (see Exhibit 33.2)

33.13       Computershare Trust Company, National Association, as Trustee of the Springfield Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Computershare Trust Company, National Association, as Custodian of the Springfield Town Center Mortgage Loan (see Exhibit 33.4)

33.15       Pentalpha Surveillance LLC, as Operating Advisor of the Springfield Town Center Mortgage Loan (see Exhibit 33.5)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Poinciana Lakes Plaza Mortgage Loan (see Exhibit 33.1)

33.17       3650 REIT Loan Servicing LLC, as Special Servicer of the Poinciana Lakes Plaza Mortgage Loan (see Exhibit 33.2)

33.18       Computershare Trust Company, National Association, as Trustee of the Poinciana Lakes Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Computershare Trust Company, National Association, as Custodian of the Poinciana Lakes Plaza Mortgage Loan (see Exhibit 33.4)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the Poinciana Lakes Plaza Mortgage Loan (see Exhibit 33.5)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Shaw Park Plaza Mortgage Loan (see Exhibit 33.1)

33.22       3650 REIT Loan Servicing LLC, as Special Servicer of the Shaw Park Plaza Mortgage Loan (see Exhibit 33.2)

33.23       Computershare Trust Company, National Association, as Trustee of the Shaw Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Computershare Trust Company, National Association, as Custodian of the Shaw Park Plaza Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the Shaw Park Plaza Mortgage Loan (see Exhibit 33.5)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Delaware Mortgage Loan (see Exhibit 33.1)

33.27       3650 REIT Loan Servicing LLC, as Special Servicer of the 500 Delaware Mortgage Loan (see Exhibit 33.2)

33.28       Computershare Trust Company, National Association, as Trustee of the 500 Delaware Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Computershare Trust Company, National Association, as Custodian of the 500 Delaware Mortgage Loan (see Exhibit 33.4)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the 500 Delaware Mortgage Loan

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT 2025 Portfolio Mortgage Loan (see Exhibit 33.1)

33.32       KeyBank National Association, as Special Servicer of the ILPT 2025 Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Trustee of the ILPT 2025 Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Computershare Trust Company, National Association, as Custodian of the ILPT 2025 Portfolio Mortgage Loan (see Exhibit 33.4)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT 2025 Portfolio Mortgage Loan (see Exhibit 33.30)

33.36       Trimont LLC, as Primary Servicer of The Roosevelt New Orleans Mortgage Loan

33.37       K-Star Asset Management LLC, as Special Servicer of The Roosevelt New Orleans Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Computershare Trust Company, National Association, as Trustee of The Roosevelt New Orleans Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Computershare Trust Company, National Association, as Custodian of The Roosevelt New Orleans Mortgage Loan (see Exhibit 33.4)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of The Roosevelt New Orleans Mortgage Loan (see Exhibit 33.30)

33.41       CoreLogic Solutions, LLC, as Servicing Function Participant of The Roosevelt New Orleans Mortgage Loan

33.42       Trimont LLC, as Primary Servicer of the Vertex HQ Mortgage Loan (see Exhibit 33.36)

33.43       Situs Holdings, LLC, as Special Servicer of the Vertex HQ Mortgage Loan

33.44       Computershare Trust Company, National Association, as Trustee of the Vertex HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Computershare Trust Company, National Association, as Custodian of the Vertex HQ Mortgage Loan (see Exhibit 33.4)

33.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vertex HQ Mortgage Loan (see Exhibit 33.41)

33.47       Trimont LLC, as Primary Servicer of the 1000 Portside Drive Mortgage Loan (see Exhibit 33.36)

33.48       Greystone Servicing Company LLC, as Special Servicer of the 1000 Portside Drive Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Computershare Trust Company, National Association, as Trustee of the 1000 Portside Drive Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Computershare Trust Company, National Association, as Custodian of the 1000 Portside Drive Mortgage Loan (see Exhibit 33.4)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the 1000 Portside Drive Mortgage Loan (see Exhibit 33.30)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1000 Portside Drive Mortgage Loan (see Exhibit 33.41)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         3650 REIT Loan Servicing LLC, as Special Servicer

34.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.4         Computershare Trust Company, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Dunbar Apartments Mortgage Loan (see Exhibit 34.1)

34.7         3650 REIT Loan Servicing LLC, as Special Servicer of the Dunbar Apartments Mortgage Loan (see Exhibit 34.2)

34.8         Computershare Trust Company, National Association, as Trustee of the Dunbar Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.9         Computershare Trust Company, National Association, as Custodian of the Dunbar Apartments Mortgage Loan (see Exhibit 34.4)

34.10       Pentalpha Surveillance LLC, as Operating Advisor of the Dunbar Apartments Mortgage Loan (see Exhibit 34.5)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Springfield Town Center Mortgage Loan (see Exhibit 34.1)

34.12       3650 REIT Loan Servicing LLC, as Special Servicer of the Springfield Town Center Mortgage Loan (see Exhibit 34.2)

34.13       Computershare Trust Company, National Association, as Trustee of the Springfield Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Computershare Trust Company, National Association, as Custodian of the Springfield Town Center Mortgage Loan (see Exhibit 34.4)

34.15       Pentalpha Surveillance LLC, as Operating Advisor of the Springfield Town Center Mortgage Loan (see Exhibit 34.5)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Poinciana Lakes Plaza Mortgage Loan (see Exhibit 34.1)

34.17       3650 REIT Loan Servicing LLC, as Special Servicer of the Poinciana Lakes Plaza Mortgage Loan (see Exhibit 34.2)

34.18       Computershare Trust Company, National Association, as Trustee of the Poinciana Lakes Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Computershare Trust Company, National Association, as Custodian of the Poinciana Lakes Plaza Mortgage Loan (see Exhibit 34.4)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the Poinciana Lakes Plaza Mortgage Loan (see Exhibit 34.5)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Shaw Park Plaza Mortgage Loan (see Exhibit 34.1)

34.22       3650 REIT Loan Servicing LLC, as Special Servicer of the Shaw Park Plaza Mortgage Loan (see Exhibit 34.2)

34.23       Computershare Trust Company, National Association, as Trustee of the Shaw Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Computershare Trust Company, National Association, as Custodian of the Shaw Park Plaza Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the Shaw Park Plaza Mortgage Loan (see Exhibit 34.5)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Delaware Mortgage Loan (see Exhibit 34.1)

34.27       3650 REIT Loan Servicing LLC, as Special Servicer of the 500 Delaware Mortgage Loan (see Exhibit 34.2)

34.28       Computershare Trust Company, National Association, as Trustee of the 500 Delaware Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Computershare Trust Company, National Association, as Custodian of the 500 Delaware Mortgage Loan (see Exhibit 34.4)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the 500 Delaware Mortgage Loan

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT 2025 Portfolio Mortgage Loan (see Exhibit 34.1)

34.32       KeyBank National Association, as Special Servicer of the ILPT 2025 Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Trustee of the ILPT 2025 Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Computershare Trust Company, National Association, as Custodian of the ILPT 2025 Portfolio Mortgage Loan (see Exhibit 34.4)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT 2025 Portfolio Mortgage Loan (see Exhibit 34.30)

34.36       Trimont LLC, as Primary Servicer of The Roosevelt New Orleans Mortgage Loan

34.37       K-Star Asset Management LLC, as Special Servicer of The Roosevelt New Orleans Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Computershare Trust Company, National Association, as Trustee of The Roosevelt New Orleans Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Computershare Trust Company, National Association, as Custodian of The Roosevelt New Orleans Mortgage Loan (see Exhibit 34.4)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of The Roosevelt New Orleans Mortgage Loan (see Exhibit 34.30)

34.41       CoreLogic Solutions, LLC, as Servicing Function Participant of The Roosevelt New Orleans Mortgage Loan

34.42       Trimont LLC, as Primary Servicer of the Vertex HQ Mortgage Loan (see Exhibit 34.36)

34.43       Situs Holdings, LLC, as Special Servicer of the Vertex HQ Mortgage Loan

34.44       Computershare Trust Company, National Association, as Trustee of the Vertex HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Computershare Trust Company, National Association, as Custodian of the Vertex HQ Mortgage Loan (see Exhibit 34.4)

34.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vertex HQ Mortgage Loan (see Exhibit 34.41)

34.47       Trimont LLC, as Primary Servicer of the 1000 Portside Drive Mortgage Loan (see Exhibit 34.36)

34.48       Greystone Servicing Company LLC, as Special Servicer of the 1000 Portside Drive Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Computershare Trust Company, National Association, as Trustee of the 1000 Portside Drive Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Computershare Trust Company, National Association, as Custodian of the 1000 Portside Drive Mortgage Loan (see Exhibit 34.4)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the 1000 Portside Drive Mortgage Loan (see Exhibit 34.30)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1000 Portside Drive Mortgage Loan (see Exhibit 34.41)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         3650 REIT Loan Servicing LLC, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Dunbar Apartments Mortgage Loan (see Exhibit 35.1)

35.5         3650 REIT Loan Servicing LLC, as Special Servicer of the Dunbar Apartments Mortgage Loan (see Exhibit 35.2)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Springfield Town Center Mortgage Loan (see Exhibit 35.1)

35.7         3650 REIT Loan Servicing LLC, as Special Servicer of the Springfield Town Center Mortgage Loan (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Poinciana Lakes Plaza Mortgage Loan (see Exhibit 35.1)

35.9         3650 REIT Loan Servicing LLC, as Special Servicer of the Poinciana Lakes Plaza Mortgage Loan (see Exhibit 35.2)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Shaw Park Plaza Mortgage Loan (see Exhibit 35.1)

35.11       3650 REIT Loan Servicing LLC, as Special Servicer of the Shaw Park Plaza Mortgage Loan (see Exhibit 35.2)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Delaware Mortgage Loan (see Exhibit 35.1)

35.13       3650 REIT Loan Servicing LLC, as Special Servicer of the 500 Delaware Mortgage Loan (see Exhibit 35.2)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT 2025 Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       KeyBank National Association, as Special Servicer of the ILPT 2025 Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Trimont LLC, as Primary Servicer of The Roosevelt New Orleans Mortgage Loan

35.17       K-Star Asset Management LLC, as Special Servicer of The Roosevelt New Orleans Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Trimont LLC, as Primary Servicer of the Vertex HQ Mortgage Loan (see Exhibit 35.16)

35.19       Situs Holdings, LLC, as Special Servicer of the Vertex HQ Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Trimont LLC, as Primary Servicer of the 1000 Portside Drive Mortgage Loan (see Exhibit 35.16)

35.21       Greystone Servicing Company LLC, as Special Servicer of the 1000 Portside Drive Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of September 25, 2025, among Barclays Capital Real Estate Inc., Barclays Capital Holdings Inc. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on September 25, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of September 25, 2025, among 3650 Capital SCF LOE I(A), LLC, 3650 Real Estate Investment Trust 2 LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on September 25, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of September 25, 2025, between Citi Real Estate Funding Inc. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on September 25, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of September 25, 2025, between Goldman Sachs Mortgage Company and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on September 25, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of September 25, 2025, between Bank of Montreal and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on September 25, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

99.6         Mortgage Loan Purchase Agreement, dated as of September 25, 2025, between Societe Generale Financial Corporation and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on September 25, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

99.7         Mortgage Loan Purchase Agreement, dated as of September 25, 2025, among BSPRT CMBS Finance, LLC, Franklin BSP Realty Trust, Inc. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on September 25, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

99.8         Mortgage Loan Purchase Agreement, dated as of September 25, 2025, between UBS AG New York Branch and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K/A filed on September 25, 2025 under Commission File No. 333-286968-03 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barclays Commercial Mortgage Securities LLC
(Depositor)

/s/ Daniel Schmidt

Daniel Schmidt, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 18, 2026